Form 10-K
period 2002-12-31
CHASE MANHATTAN BANK USA CHASE CREDIT CARD OWNER TR 2001-6
filed 2003-03-31
CIK 1163520

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---   SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2002

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    --- OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from       to
                               -----    ----

                        Commission file number 333-84400

                  Chase Credit Card Owner Trust 2001-6 (issuer)
           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)

USA                                                     22-238028
(State or Other Jurisdiction of                         (IRS Employer Identification Number)
Incorporation or Organization)

White Clay Center, Building 200, Newark, DE             19711
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class             Name of Each Exchange of Which Registered
       NONE                                    N/A

Securities registered pursuant to Section 12(g) of the Act:

      NONE
(Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days:
YES  X                           NO
    ---                             ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K or any amendment to this Form 10-K.   X
                                                                 ---

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         The registrant has no voting or non-voting common equity outstanding as of the date of this report. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

         None.

Introductory Note

         Chase Credit Card Owner Trust 2001-6 (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as depositor, and an unrelated trustee (the "Trustee"). The Trust is the issuer of two classes of publicly offered asset backed notes (the "Notes"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in letters dated January 16, 1991 and March 14, 1991, submitted to the Office of the Chief Counsel with respect to Chase Credit Card Master Trust (f/k/a "Chemical Master Credit Card Trust I"). Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.  Business

         Omitted.

Item 2.  Properties

         The Trust is the holder of the Series 2001-6 Asset Backed Certificate issued by Chase Credit Card Master Trust, which was transferred to it by the Bank, and certain deposit accounts.

         The aggregate Investor Default Amount for the year ended December 31, 2002 was $70,135,880.00. There were no Investor Charge-offs for the same period. As of December 31, 2000, Accounts designated for the Master Trust having an aggregate balance of $460,023,864.00, or 1.40% of all Receivables, were delinquent 30 - 59 days; Accounts having an aggregate balance of $349,794,290.00, or 1.07% of all Receivables, were delinquent 60 - 89 days; and Accounts having an aggregate balance of $662,677,561.00, or 2.02% of all Receivables, were delinquent 90 days or more

Item 3.  Legal Proceedings

         The registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of Securityholders during the fiscal year covered by this report.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by the Series Certificate registered in name of the issuer. To the knowledge of the registrant, the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2002, all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes

         The records provided to the Trust by DTC indicate that as of December 31, 2002, the number of holders of record for each class of Notes issued by the Trust was as follows:

         Class                          No. of Holders
         -----                          --------------
         A                              16
         B                              22
         C                              3

Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Part III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2002, there were the following holders of record with more than 5% of each class of the Certificates and Notes:

Chase Credit Card Owner Trust    Name & Address of Participant                           Original Certificate   % Class
Series 2001-6                                                                             Principal Balance

Class A                          Citibank, N.A.                                              $130,000,000        12.90%
                                 3800 Citibank Center B3-15
                                 Tampa, FL  33610

                                 JPMorgan Chase Bank                                         $444,600,000        44.11%
                                 Proxy/Class Actions/Bankruptcy
                                 14201 Dallas Pkwy
                                 Dallas, TX  75254

                                 LBI - Lehman Government Securities Inc. (LBI)                $70,280,000         6.97%
                                 101 Hudson Street, 30th Floor
                                 Jersey City, NJ  07302

                                 Merrill, Lynch, Pierce Fenner & Smith Safekeeping            $75,000,000         7.44%
                                 4 Corporate Place
                                 Piscataway, NJ  08854

                                 State Street Bank and Trust Company                         $149,198,000        14.80%
                                 1776 Heritage Dr.
                                 Global Corporate Action Unit JAB 5NW
                                 No. Quincy, MA 02171

Class B                          Boston Safe Deposit and Trust Company                        $26,830,000        31.94%
                                 525 William Penn Place, Suite 3148
                                 Pittsburgh, PA  15259

                                 Bank of Tokyo-Mitsubishi Trust Company                        $5,000,000         5.95%
                                 Trust Operations Dept. Plaza 3
                                 Jersey City, NJ  07311-1904

                                 Deutsche Bank Trust Company Americas                         $30,740,000        36.60%
                                 648 Grassmere Park Road
                                 Nashville, TN  37211

                                 The Northern Trust Company                                    $4,295,000         5.11%
                                 801 S. Canal C-IN
                                 Chicago, IL  60607

                                 State Street Bank and Trust Company                           $6,380,000         7.60%
                                 1776 Heritage Dr.
                                 Global Corporate Action Unit JAB 5NW
                                 No. Quincy, MA 02171

Class C                          Deutsche Bank Trust Company Americas                         $35,000,000        32.41%
                                 648 Grassmere Park Road
                                 Nashville, TN  37211

                                 RBC Dominion Securities Corporation                          $63,000,000        58.33%
                                 Issuer Services Proxy Documents
                                 c/o ADP Proxy Services
                                 51 Mercedes Way
                                 Edgewood, NY  11717

                                 Sumitomo Trust & Banking Co. (U.S.A.)                        $10,000,000         9.26%
                                 527 Madison Avenue
                                 New York, NY  10022

Item 13. Certain Relationships and Related Transactions

         None.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

         (a) Exhibits.

         The following documents are filed as part of this Annual Report on Form 10-K.

         Exhibit Number:               Description:
         ---------------               ------------

         99.1                Annual Servicer's Certificate pursuant to
                             Section 3.05 of the Agreement.

         99.2                Management Report on Internal Controls.

         99.3                Annual Independent Accountants Report pursuant to
                             Section 3.06 of the Agreement.

         99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

         The following reports were filed on Form 8-K during the last quarter of 2002:

         Date               Items Reported         Financial Statements
         ----               --------------         --------------------
         10/01/2002         5, 7                   Monthly report to Noteholders
                                                   dated 9/16/2002

         10/22/2002         5, 7                   Monthly report to Noteholders
                                                   dated 10/15/2002

         11/15/2002         5, 7                   Monthly report to Noteholders
                                                   dated 11/15/2002

         12/17/2002         5, 7                   Monthly report to Noteholders
                                                   dated 12/16/2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 28, 2003


                             Chase Credit Card Owner Trust 2001-6

                             by: Chase Manhattan Bank USA, National Association, as Servicer


                             By:  /s/ Patricia M. Garvey
                             -----------------------------------
                             Name:    Patricia M. Garvey
                             Title:   Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Noteholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Noteholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS

Exhibit Number:       Description:
---------------       ------------

99.1 Annual Servicer's Certificate pursuant to Section 3.05 of the Agreement.

99.2                  Management Report on Internal Controls.

99.3                  Annual Independent Accountants Report pursuant to
                      Section 3.06 of the Agreement.

99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.